Form 10-K
period 2003-12-31
PREFERREDPLUS TRUST SERIES BLC-2
filed 2004-01-26
CIK 1165964

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                           --------------------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                            -------------------------

    For the fiscal year ended:                    Commission file number:
          DECEMBER 31, 2003                              333-68854-03

                          MERRILL LYNCH DEPOSITOR, INC.
                 (ON BEHALF OF PREFERREDPLUS TRUST SERIES BLC-2)
             (Exact name of registrant as specified in its charter)

                 DELAWARE                            13-3891329
              (State or other                    (I. R. S. Employer
              jurisdiction of                    Identification No.)
              incorporation)

          WORLD FINANCIAL CENTER,                       10080
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

ITEM 14.          CONTROLS AND PROCEDURES.

                  Not Applicable.

PART IV.

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM
                  8K.

                  Trustee's report in respect of the March 15, 2003 distribution to holders of the PreferredPlus Trust Series BLC-2 Class A Certificates incorporated herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on April 17, 2003.

                  Trustee's report in respect of the September 15, 2003 distribution to holders of the PreferredPlus Trust Series BLC-2 Class A Certificates incorporated herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on September 17, 2003.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        MERRILL LYNCH DEPOSITOR, INC.

                  Date:1/23/04                 By: /s/ Barry Finkelstein
                                               Name: Barry Finkelstein
                                               Title: President

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

Date: 1/23/04

/s/ Barry N. Finkelstein
Barry N. Finkelstein
Chief Executive Officer